Form 10QSB
period 2008-07-31
AFH Acquisition IX, Inc.
filed 2008-09-15
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from—

Commission file number 000-53073

AFH Acquisition IX, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

36-4617526
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of September 15, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

AFH ACQUISITION IX, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheet at July 31, 2008	F-1

	Statement of Changes in Stockholder’s Equity (Deficit) for the Period from Date	F-2
	of Inception (October 18, 2007) through July 31, 2008

	Statements of Operations for the Three and Nine Months Ended July 31, 2008	F-3
	and for the Period from Date of Inception (October 18, 2007) through July 31, 2008

	Statements of Cash Flows for the Nine Months Ended July 31, 2008 and for the	F-4
	Period from Date of Inception (October 18, 2007) through July 31, 2008

	Notes to Financial Statements	F-5 – F-7

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3A(T). Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEET

July 31,	2008

ASSETS
Cash and Cash Equivalents	$3,848
Prepaid Expenses	3,333

Total Assets	$7,181

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Due to Related Party	$10,866

Stockholder's Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000
Additional Paid-In-Capital	20,000
Deficit Accumulated During Development Stage	(28,685)

Total Stockholder's Equity	(3,685)

Total Liabilities and Stockholder's Equity	$7,181

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JULY 31, 2008

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,823)	(21,823)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,823)	(9,723)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(6,862)	(6,862)

Balance - July 31, 2008	5,000,000	$5,000	$20,000	$—	$(28,685)	$(3,685)

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	Three Months	Nine Months	(October 18, 2007)
	Ended	Ended	Through
	July 31, 2008	July 31, 2008	July 31, 2008

Revenues	$—	$—	$—

Expenses
Legal and Professional	$6,250	$6,807	$28,057
Office Expenses	—	(100)	(98)
Organizational Costs	—	155	726

Total Expenses	$6,250	$6,862	$28,685

Net Loss for the Period	$(6,250)	$(6,862)	$(28,685)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

		Period From
		Date of Inception
	Nine Months	(October 18, 2007)
	Ended	Through
	July 31, 2008	July 31, 2008

Cash Flows from Operating Activities
Net Loss for the Period	$(6,862)	$(28,685)

Changes in Assets and Liabilities:
Prepaid Expenses	(3,333)	(3,333)
Accrued Expenses	(11,250)	—

Net Cash Flows from Operating Activities	(21,445)	(32,018)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Advance by Related Party	295	10,866
Cash Proceeds from Sale of Stock	—	12,100
Cash Proceeds from Stock Subscriptions	12,900	12,900

Net Cash Flows from Financing Activities	13,195	35,866

Net Change in Cash and Cash Equivalents	(8,250)	3,848

Cash and Cash Equivalents - Beginning of Period	12,098	—

Cash and Cash Equivalents - End of Period	$3,848	$3,848

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company
The Company was incorporated under the laws of the State of Delaware on October 18, 2007. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of July 31, 2008, the results of its operations for the three and nine months ended July 31, 2008, and from the date of inception (October 18, 2007) through July 31, 2008 and cash flows for the nine months ended July 31, 2008, and from the date of inception (October 18, 2007) through July 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

AFH ACQUISITION VIII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies – continued

Loss Per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period

Use of Estimates

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

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

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

AFH ACQUISITION VIII, INC.
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

Note D  - Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported  recurring losses from operations. As a result, there is an accumulated deficit of $23,787 at July 31, 2008.

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

Note F  –  Subsequent Events
On August 7, 2008, the sole stockholder contributed all of his stock to AFH Holding & Advisory LLC making the Company a wholly own subsidiary.

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

Results of Operations

For the three and nine months ended July 31, 2008, the Company had no activities that produced revenues from operations.

For the three and nine months ended July 31, 2008, the Company had a net loss of $(6,250) and $(6,862), respectively. For the cumulative period from inception (October 18, 2007) to July 31, 2008, the Company had a net loss of $(28,685) due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and Quarterly Report on Form 10-QSB for the period ended January 31, 2008 in May of 2008 and Quarterly Report on Form 10-QSB for the period ended April 30, 2008 in June of 2008.

Liquidity and Capital Resources

As of July 31, 2008, the Company had assets equal to $7,181, comprised of cash or cash equivalents and prepaid expenses. The Company’s liabilities as of July 31, 2008 totaled $10,866, comprised exclusively of monies due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the nine months ended July 31, 2008 and for the cumulative period from date of inception (October 18, 2007) to July 31, 2008:

	Nine Months Ended July 31, 2008	Cumulative Period from Date of Inception (October 18, 2007) to July 31, 2008
Net cash from operating activities	$(21,445)	$(32,018)
Net cash from investing activities	$-	$-
Net cash from financing activities	$13,195	$35,866
Net effect on cash	$(8,250)	$3,848

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

As of July 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2008.

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

Dated: September 15, 2008	AFH ACQUISITION IX, INC.

	By:	/s/ Amir Farrokh Heshmatpour
Amir Farrokh Heshmatpour
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer