Form 10-Q
period 2009-04-30
AFH Acquisition IX, Inc.
filed 2009-06-22
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53071

AFH ACQUISITION IX, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	42-1743424
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212
 (Address of principal executive offices)

(310) 300-3431
 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐ .

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ .
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐ .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000   shares of common stock, par value $.001 per share, outstanding as of June 22, 2009.

AFH ACQUISITION IX, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets at April 30, 2009 (Unaudited) and October 31, 2008	F-2

	Statements of Operations for the Three and Six Months Ended April 30, 2009 and 2008
	and for the Cumulative Period from September 24, 2007 (Inception) to
	April 30, 2009 (Unaudited)	F-4

	Statements of Cash Flows for the Six Months Ended April 30, 2009 and 2008
	and for the Cumulative Period from September 24, 2007 (Inception) to
	April 30, 2009 (Unaudited)	F-5

	Statements of Stockholder’s Deficit for the Cumulative Period from
	September 24, 2007 (Inception) to April 30, 2009 (Unaudited)	F-3

	Notes to Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5

Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION :

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

Signatures		7

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

The results for the period ended April 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 2008.

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
APRIL 30, 2009

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at April 30, 2009 (Unaudited) and October 31, 2008	F-2

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through April 30, 2009 (Unaudited)	F-3

Statements of Operations for the Three and Six Months Ended April 30, 2009 and 2008 and for the Period from Date of Inception (October 18, 2007) through April 30, 2009 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended April 30, 2009 and 2008 and for the Period from Date of Inception (October 18, 2007) through April 30, 2009 (Unaudited)	F-5

Notes to Financial Statements	F-6-F-9

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	April 30,	October 31,
	2009	2008

ASSETS
Cash and Cash Equivalents	$136	$849
Prepaid Expenses	—	2,083

Total Assets	$136	$2,932

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$4,240	$125
Due to Parent	11,626	12,262

Total Liabilities	15,866	12,387

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(40,730)	(34,455)

Total Stockholder's Deficit	(15,730)	(9,455)

Total Liabilities and Stockholder's Deficit	$136	$2,932

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
  DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH APRIIL 30, 2009 - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(34,455)	(34,455)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(34,455)	(9,455)

Net Loss for the Period	—	—	—	—	(6,275)	(6,275)

Balance - April 30, 2009	5,000,000	$5,000	$20,000	$—	$(40,730)	$(15,730)

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(October 18, 2007)
	April 30,		April 30,		Through
	2009	2008	2009	2008	April 30, 2009

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$332	$—	$685	$—	$1,462
Legal and Professional	2,783	417	4,933	557	37,360
Office Expenses	—	(147)	12	(100)	537
Organizational Costs	—	85	(55)	154	671
Rent	700	—	700	—	700

Total Expenses	$3,815	$355	$6,275	$611	$40,730

Net Loss for the Period	$(3,815)	$(355)	$(6,275)	$(611)	$(40,730)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(October 18, 2007)
	April 30,		Through
	2009	2008	April 30, 2009

Cash Flows from Operating Activities
Net Loss for the Period	$(6,275)	$(611)	$(40,730)

Changes in Assets and Liabilities:
Prepaid Expenses	2,083	(4,583)	—
Accrued Expenses	4,115	(11,250)	4,240

Net Cash Flows from Operating Activities	(77)	(16,444)	(36,490)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	(636)	295	11,626
Cash Proceeds from Stock Subscriptions	—	12,900	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	(636)	13,195	36,626

Net Change in Cash and Cash Equivalents	(713)	(3,249)	136

Cash and Cash Equivalents - Beginning of Period	849	12,098	—

Cash and Cash Equivalents - End of Period	$136	$8,849	$136

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
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
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $40,730 at April 30, 2009.

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
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the sole shareholder of the Company. There are no repayment terms.

Note F –	Leases
The Company leases its office space in Beverly Hills, California, from its parent, on a month to month basis.

Rent expense for the six months ended April 30, 2009 and 2008 was $700 and $-0-, respectively.

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

Description of Business

The Company was incorporated in the State of Delaware on September 24, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected October 31 as its fiscal year end.

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

Liquidity and Capital Resources

 As of April 30, 2009, the Company had assets equal to $136 comprised exclusively of prepaid expenses. This compares with assets equal to $2,932 as of October 31, 2008.  The Company’s current liabilities as of April 30, 2009 totaled $15,866, comprised exclusively of accrued expenses and moneys due to parent.  This compares with current liabilities as of October 31, 2008 equal to $12,387, comprised exclusively of accrued expenses and moneys due to parent.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

 The following is a summary of the Company's cash flows from operating, investing, and financing activities for the six months ended April 30, 2009 and 2008 and for the cumulative period from September 24, 2007 (Inception) to April 30, 2009:

	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008	For the Cumulative Period from September 24, 2007 (Inception) to April 30, 2009
Net Cash (Used in) Operating Activities	$(77)	$(16,444)	$(36,490)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$(636)	$13,195	$36,626
Net Increase (Decrease) in Cash and Cash Equivalents	$(713)	$(3,249)	$136

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to April 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended April 30, 2009 and 2008 the company had a net loss of $3,815 and $355, respectively, comprised exclusively of legal accounting, accounting, audit and other professional service fees incurred in relation to the filing of the Company's Form 10-K for the fiscal year ended October 31, 2008 and the filing of the Company's Registration Statement on Form 10-SB in February of 2008.

For the six months ended April 30, 2009 and 2008 the company had a net loss of $6,275 and $611, respectively, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Form 10-K for the fiscal year ended October 31, 2008 and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008.

For the period from September 24, 2007 (Inception) to April 30, 2009, the Company had a net loss of $40,730 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s annual and quarterly reports on Form 10-K and Form 10-Q.

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

 As of April 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

 There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

 None.

Item 3.  Defaults Upon Senior Securities.

 None.

Item 4.  Submission of Matters to a Vote of Security Holders.

 None.

Item 5.  Other Information.

 None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 24, 2007 .

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB , as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 22, 2009	AFH Acquisition IX, Inc.

By: /s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Sole Director
Principal Executive Officer
Principal Financial Officer