Form 10-K/A
period 2010-10-31
AFH Acquisition IX, Inc.
filed 2011-04-25
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53070

AFH ACQUISITION IX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1743424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

AFH Acquisition IX, INC, a Delaware corporation, is filing this Amendment No.1 to its form 10-K for the fiscal year ended October 31, 2010 which was originally filed with the securities and exchange commission on February 1, 2011, In order to include the dates and signature corresponding with the auditors opinion which appeared on page F-1 of the original 10-K. The signature of the auditor along with the dates were inadvertently omitted from the original form 10-K. During this review, an update was also made to the inception dates in the table of contents to be consistent with the rest of the filing.

Except as described above, Amendment No.1 does not amend any other item of the Form 10-K and does not modify or update in any way the disclosures contained in the original form 10-K.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

PART I

Item 8.	Financial Statements and Supplementary Data.

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2010

AFH ACQUISITION IX, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at October 31, 2010 and 2009	F-2

Statement of Changes in Stockholder’s Deficit for the Period
from Date of Inception (October 18, 2007) through October 31, 2010	F-3

Statements of Operations for the Years Ended October 31, 2010 and 2009 and for
the Period from Date of Inception (October 18, 2007) through October 31, 2010	F-4

Statements of Cash Flows for the Years Ended October 31, 2010 and 2009 and for the
Period from Date of Inception (October 18, 2007) through October 31, 2010	F-5

Notes to Financial Statements	F-6 - F-8

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

EFP Rotenberg, LLP
Rochester, New York
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

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)           We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

____________
*Page F-1 follows page 7 to this annual report on Form 10-K.

(b)           Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

23.1	Consent of EFP Rotenberg, LLP independent registered public accountants

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2010

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

AFH ACQUISITION IV, INC.

Dated: April 25, 2011	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary,	April 25, 2011
Amir F. Heshmatpour	Chief Financial Officer and Sole Director