Form 10-Q
period 2014-01-31
AFH Acquisition IX, Inc.
filed 2014-03-17
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53070

AFH ACQUISITION IX, INC.

(Name of registrant in its charter)

Delaware	42-1743424
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

269 S. Beverly Drive, Ste #1600, Beverly Hills, CA 90212

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2014: 5,000,000 shares of common stock.

AFH ACQUISITION IX, Inc.

- INDEX -

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFH ACQUISITION IX, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JANUARY 31, 2014

3

AFH ACQUISITION IX INC.

(A Development Stage Company)

(A DELAWARE Corporation)

TABLE OF CONTENTS

Condensed Balance Sheets at January 31, 2014 and October 31, 2013 (Unaudited)	F-1

Condensed Statements of Operations for the Three Months Ended January 31, 2014 and 2013 and for the Period from Date of Inception (October 18, 2007) through January 31, 2014 (Unaudited)	F-2

Condensed Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through January 31, 2014 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended January 31, 2014 and 2013 and for the Period from Date of Inception (October 18, 2007) through January 31, 2014 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5 - F-8

4

AFH ACQUISITION IX, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS - UNAUDITED

	January 31, 2014	October 31, 2013

ASSETS
Cash and Cash Equivalents	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$4,029	$3,586
Due to Parent	34,380	32,879

Total Liabilities	38,409	36,465

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(63,409)	(61,465)

Total Stockholder’s Deficit	(38,409)	(36,465)

Total Liabilities and Stockholder’s Deficit	$—	$—

AFH ACQUISITION IX, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(October 18, 2007)
	January 31,		Through
	2014	2013	January 31, 2014

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,712
Interest	—	—	15
Legal and Professional	1,944	1,588	58,113
Office Expenses	—	—	798
Organizational Costs	—	—	671
Rent	—	—	700

Total Expenses	$1,944	$1,588	$62,009

Net Loss for the Period Before Taxes	$(1,944)	$(1,588)	$(62,009)

Franchise Tax	$—	$—	$1,400

Net Loss for the Period After Taxes	$(1,944)	$(1,588)	$(63,409)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

AFH ACQUISITION IX, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JANUARY 31, 2014 - UNAUDITED

						Deficit
						Accumulated
	Common Stock			Additional	Stock	During	Total
	Number		Treasury	Paid-In	Subscription	Development	Stockholder’s
	of Shares	Value	Stock	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	—	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	—	(21,823)	(21,823)

Balance - October 31, 2008	5,000,000	5,000	—	20,000	(12,900)	(21,823)	(9,723)

Cash Received for Stock Subscriptions	—	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	—	(12,632)	(12,632)

Balance - October 31, 2008	5,000,000	5,000	—	20,000	—	(34,455)	(9,455)

Net Loss for the Period	—	—	—	—	—	(7,838)	(7,838)

Balance - October 31, 2009	5,000,000	5,000	—	20,000	—	(42,293)	(17,293)

Net Loss for the Period	—	—	—	—	—	(3,635)	(3,635)

Balance - October 31, 2010	5,000,000	5,000	—	20,000	—	(45,928)	(20,928)

Net Loss for the Period	—	—	—	—	—	(4,820)	(4,820)

Balance - October 31, 2011	5,000,000	5,000	—	20,000	—	(50,748)	(25,748)

Net Loss for the Period	—	—	—	—	—	(5,631)	(5,631)

Balance - October 31, 2012	5,000,000	5,000	—	20,000	—	(56,379)	(31,379)

Net Loss for the Period	—	—	—	—	—	(5,086)	(5,086)

Balance - October 31, 2013	5,000,000	5,000	—	20,000	—	(61,465)	(36,465)

Net Loss for the Period	—	—	—	—	—	(1,944)	(1,944)

Balance - January 31, 2014	5,000,000	$5,000	—	$20,000	$—	$(63,409)	$(38,409)

AFH ACQUISITION IX, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(October 18, 2007)
	January 31,		Through
	2014	2013	January 31, 2014

Cash Flows from Operating Activities
Net Loss for the Period	$(1,944)	$(1,588)	$(63,409)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	443	1,588	4,029

Net Cash Flows from Operating Activities	(1,501)	—	(59,380)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	1,501	—	34,380
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	1,501	—	59,380

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

AFH ACQUISITION IX, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note A -	The Company

AFH Acquisition IX, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on October 18, 2007. The Company is majority owned by AFH Holding & Advisory, LLC (the “Parent”). The financial statements presented represent only those transactions of AFH Acquisition IX, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

The condensed financial statements of AFH Acquisition IX, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of October 31, 2013 was derived from the audited condensed financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited condensed financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2013, and other reports filed with the SEC.

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

- continued –

AFH ACQUISITION IX, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $63,409 at January 31, 2014.

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

Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (inception) to January 31, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At January 31, 2014, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the three months ended January 31, 2014 totaling $1,944 as well as an accumulated deficit since inception amounting to $63,409 and negative working capital of $38,409.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2014.*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith

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

AFH ACQUISITION IX, INC.

Dated: March 17, 2014	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

8