Form 10-Q
period 2015-01-31
AFH Acquisition IX, Inc.
filed 2015-03-17
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

☒  Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2015: 5,000,000 shares of common stock.

AFH ACQUISITION IX, Inc.

- INDEX -

i

AFH ACQUISITION IX, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS

AT

JANUARY 31, 2015

F-1

AFH ACQUISITION IX INC.
(A DELAWARE CORPORATION)

TABLE OF CONTENTS

Condensed Balance Sheet at January 31, 2015 and October 31, 2014 (Unaudited)	F-3

Condensed Statements of Operations for the Three Months Ended January 31, 2015 and 2014 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Three Months Ended January 31, 2015 and 2014 (Unaudited)	F-5

Notes to Condensed Financial Statements (Unaudited)	F-6

PART I – FINANCIAL INFORMATION

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS - UNAUDITED

	January 31,	October 31,
	2015	2014

ASSETS
Cash and Cash Equivalents	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$4,230	$3,980
Due to Parent	39,876	38,836

Total Liabilities	44,106	42,816

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(69,106)	(67,816)

Total Stockholder's Deficit	(44,106)	(42,816)

Total Liabilities and Stockholder's Deficit	$—	$—

F-3

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended
	January 31,
	2015	2014

Revenues	$—	$—

Expenses
Legal and Professional	1,290	1,944

Total Expenses	$1,290	$1,944

Net Loss for the Period Before Taxes	$(1,290)	$(1,944)

Franchise Tax	$—	$—

Net Loss for the Period After Taxes	$(1,290)	$(1,944)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended
	January 31,
	2015	2014

Cash Flows from Operating Activities
Net Loss for the Period	$(1,290)	$(1,944)

Changes in Assets and Liabilities:
Accrued Expenses	250	443

Net Cash Flow used by Operating Activities	(1,040)	(1,501)

Cash Flows from Financing Activities
Cash Advance by Parent	1,040	1,501

Net Cash Flows from Financing Activities	1,040	1,501

Net Change in Cash	—	—

Cash - End of Period	$—	$—

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

AFH ACQUISITION IX, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The condensed financial statements of AFH Acquisition IX, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of October 31, 2014 was derived from the audited condensed financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited condensed financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2014, and other reports filed with the SEC.

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

- continued -

AFH ACQUISITION IX, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies – continued

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

- continued -

AFH ACQUISITION IX, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies – continued

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

Note 4 - Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $69,106 at January 31, 2015.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

AFH ACQUISITION IX, INC.

(A DELAWARE Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (inception) to January 31, 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At January 31, 2015, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

1

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2014 and 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the three months ended January 31, 2015 totaling $1,290 as well as an accumulated deficit since inception amounting to $69,106 and negative working capital of $44,106.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

2

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

 None

Item 1A.	Risk Factors.

 As a smaller reporting company we are not required to provide this information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2015.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION IX, INC.

Dated: March 17, 2015	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

4