Form 10-K
period 2015-10-31
AFH Acquisition IX, Inc.
filed 2016-01-28
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

☐ Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 30, 2014, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 28, 2016, there were 5,000,000 shares of common stock, par value $.001, outstanding.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of January 28, 2016, there was one holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended October 31, 2015.

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

Liquidity and Capital Resources

As of October 31, 2015, the Company had assets equal to $-0-. This compares with assets of $-0-, comprised of cash and cash equivalents, as of October 31, 2014. The Company’s current liabilities as of October 31, 2015 totaled $46,630, comprised of accrued expenses and monies due to parent. This compares with liabilities of $42,816, comprised of accrued expenses and monies due to parent, as of October 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2015 and 2014.

	Fiscal Year Ended October 31, 2015	Fiscal Year Ended October 31, 2014
Net Cash (Used in) Operating Activities	$(3,999)	$(5,957))
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$3,999	$5,957
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (Inception) to October 31, 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2015, the Company had a net loss of $3,814, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

For the fiscal year ended October 31, 2014, the Company had a net loss of $6,351, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

In accordance with Exchange Act Rules 13a-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s President, Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

The management of AFH Acquisition IX, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	Provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that would have a material impact on financial statements will be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2015.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Amir F. Heshmatpour	49	President, Secretary, Chief Financial Officer and Director

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

(d) Involvement in Certain Legal Proceedings.

Litigation with AFH Advisory and Amir F. Heshmatpour

Emmaus Life Sciences, Inc.

AFH Advisory is presently a plaintiff and a counterclaim defendant in a matter that is pending in both Delaware Superior Court (Index No. N12C-09-045-MMJ [CCLD]) and Delaware Chancery Court (Index No. C.A. No. 8005-JJ). AFH Advisory brought the suit against Emmaus Life Sciences, Inc. ("Emmaus") in regards to Emmaus' attempt to cancel AFH Advisory's ownership interest in Emmaus, and its refusal to reimburse AFH Advisory for expenses relating to a reverse merger. Emmaus has brought counterclaims against AFH Advisory for a declaratory judgment canceling AFH Advisory's ownership interest in Emmaus, fraud, breach of contract, and unjust enrichment. All parties completed document discovery and filed motions for summary judgment. Emmaus' motion for partial summary judgment was granted by the Court, which held that the Third Letter of Intent ("LOI III") between AFH Advisory and Emmaus was terminated, the public offering contemplated by LOI III was terminated, the advisor shares Emmaus gave to AFH Advisory and its affiliates pursuant to the terms of LOI III had been canceled, and that AFH and its affiliated must return all Emmaus shares in their possession.   The partial summary judgment motion brought by individual counterclaim defendant Amir Heshmatpour, and joined in by AFH Advisory, was granted in part by the Court, which held that Emmaus was not entitled to compensatory damages on its fraud and fraud in the inducement claims. Following the Court's decision on these summary judgment motions, AFH Advisory does not have any remaining claims against Emmaus. Emmaus continues to maintain claims against AFH Advisory for breach of contract, fraud, and unjust enrichment. AFH Advisory has asserted defenses for these remaining claims, and it is defending this matter. Pursuant to a settlement agreement with Emmaus, the terms of which are confidential, the fraud claims against AFH and Heshmatpour brought by Emmaus have been dismissed. On April 7, 2015, a settlement of all claims was reached between the parties whereby AFH Advisory agreed to transfer publicly traded securities of one of AFH’s portfolio companies to Emmaus with a current trading value of $30,000.

Emerald Dairy, Inc.

AFH Advisory and other entities brought a lawsuit in the Superior Court of California, Los Angeles County against Emerald Dairy, Inc. (“Emerald”) and its Chairman, Mr. Shan, asserting that they were entitled to a large number of shares of Emerald, both from Emerald and from shares individually owned, and pledged, by Chairman Shan. Emerald and Chairman Shang defaulted.  On March 27, 2015, a default judgment was issued by the Superior Court of California in favor of AFH Advisory in the amount of $1,132,181 which includes damages of $897,121, prejudgment interest of $224,260, and attorney fees of $10,800.

Banner Bank Judgment

Mr. Amir Heshmatpour is a defendant in two lawsuits related to Banner Bank which have been reduced to judgment.

The lawsuits arise from three loans issued in the late 1990’s. The lender was Town Bank, a Washington State Bank which is no longer in existence, having been acquired by Banner Bank in the early 2000’s. The borrowers on the three separate loans were H&H Holdings, Metrophone Telecom, and Amir and Kathy Heshmatpour. In the early 2000’s, the three loans were consolidated into one loan, shortly before Banner Bank acquired Town Bank. Once this acquisition occurred, the relationship between the borrowers and the successor lender soured, and a default was ultimately declared on the loans.

Banner Bank was awarded judgment in the Superior Court for the State of Washington in May 2003 in the amount of $11,073,409 with interest accruing at 12 percent per annum.  In November 2003, Banner Bank was awarded a second, separate judgment in the U.S. District Court for the Western District of Washington in the amount of $429,863 with interest accruing at 6.875 percent per annum. Both judgments have been renewed and extended in the state and federal courts in Washington and valid until at least 2023.  Mr. Heshmatpour contends that negotiated agreements were reached for payment of the outstanding loan balance, resulting in an agreement to pay approximately $11,000,000. Mr. Heshmatpour further contends that the agreements were satisfied, but that Banner Bank failed to properly account for the payments received.

In December 2012, the Federal Judgment was certified in the U.S. District Court for the Central District of California in the amount of $711,899 with interest accruing.  In March 2013, the State Court Judgment was registered as a sister state judgment in the Los Angeles County Superior Court of California in the amount of $22,873,953 with interest accruing.

Banner Bank has renewed its efforts to enforce the judgments beginning in 2013 and has consistently sought enforcement thereafter.  Debtor exams of the Heshmatpours have been taken.  While the parties have discussed settlement, no settlement has been reached as of the date of this filing.

On June 24, 2013 and December 18, 2013, Banner Bank obtained a charging order against Mr. Heshmatpour’s membership interest in AFH Holding & Advisory LLC in the Central District of California and Los Angeles Superior Court, respectively.  Under the charging orders, AFH and all members are directed to pay any distributions due or that become due to Mr. Heshmatpour directly to Banner Bank until the judgments plus all accrued interest are paid in full.  On December 18, 2013, the Heshmatpours’ Motion to Vacate the State Court Judgment was denied.  This was not appealed by the Heshmatpours and, therefore, fully enforceable.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2015, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2015 and 2014.

Name and Position	Year	Other Compensation

Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2014 2013	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of January 28, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Amir F. Heshmatpour (1) 10830 Massachusetts Ave., Penthouse Los Angeles, CA 90024	5,000,000	(2)	100.00%

AFH Holding & Advisory, LLC 10830 Massachusetts Ave., Penthouse Los Angeles, CA 90024	5,000,000		100.00%

All Officers and Directors as a Group	5,000,000		100.00%

(1) Amir F. Hesmatpour serves as the sole officer and direcotr of the Company
(2) Represents 5,000,000 shares of Common Stock owned by AFH Holding & Advisory LLC (“AFH Holding”). Mr. Heshmatpour is the sole member of AFH Holding and has sole voting and investment control over the shares of Common Stock owned of record by AFH Holding. Accordingly, he may be deemed a beneficial owner of the 5,000,000 shares of Common Stock owned by AFH Holding.

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

Audit Fees

The aggregate fees billed to the Company, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,600 and $2,600 for the fiscal years ended October 31, 2015 and 2014, respectively.

Audit-Related Fees

There were no fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2015 and 2014.

Tax Fees

There were no fees billed to the Company for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2015 and 2014.

All Other Fees

There were no fees billed to the Company for other products and services for the fiscal years ended October 31, 2015 and 2014.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15.	Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

____________

*Page F-1 follows page to this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

AFH Acquisition IX, Inc.:

We have audited the accompanying balance sheets of AFH Acquisition IX, Inc. (the “Company”) as of October 31, 2015 and 2014, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the two years ended October 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of AFH Acquisition IX, Inc. as of October 31, 2015 and 2014, and the results of their operations and cash flows for the two years ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

January 28, 2016

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

BALANCE SHEETS

	October 31, 2015	October 31, 2014

CURRENT ASSETS
Cash	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accrued Expenses	$3,795	$3,980
Due to Parent	42,835	38,836

Total Liabilities	46,630	42,816

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding at October 31, 2015 and October 31, 2014	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Accumulated Deficit	(71,630)	(67,816)

Total Stockholder's Deficit	(46,630)	(42,816)

Total Liabilities and Stockholder's Deficit	$—	$—

See accompanying Notes to Financial Statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2015	2014

Revenues	$—	$—

Expenses
Legal and Professional	$3,414	$5,951

Total Expenses	$3,414	$5,951

Net Loss for the Year Before Taxes	$(3,414)	$(5,951)

Income Tax Provision	400	400

Net Loss for the Year After Taxes	$(3,814)	$(6,351)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000

See accompanying Notes to Financial Statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

	Common Stock
	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficit

Balance - October 31, 2013	5,000,000	5,000	20,000	(61,465)	(36,465)

Net Loss for the Year	—	—	—	(6,351)	(6,351)

Balance - October 31, 2014	5,000,000	$5,000	$20,000	$(67,816)	$(42,816)

Net Loss for the Year	—	—	—	(3,814)	(3,814)

Balance - October 31, 2014	—	$—	$—	$(71,630)	$(46,630)

See accompanying Notes to Financial Statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2015	2014

Operating Activities
Net Loss for the Year	$(3,814)	$(6,351)

Changes in Assets and Liabilities:
Accrued Expenses	(185)	394

Net Cash Used in Operating Activities	(3,999)	(5,957)

Financing Activities
Cash Advance by Parent	3,999	5,957

Net Cash Provided by Financing Activities	3,999	5,957

Net Change in Cash	—	—

Cash - Beginning of Year	—	—

Cash - End of Year	$—	$—

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

See accompanying Notes to Financial Statements

AFH ACQUISITION IX, INC.

NOTES TO FINANCIAL STATEMENTS

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

Financial Instruments

The Company’s financial instruments consist of due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

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

As of October 31, 2015, there were no issued and outstanding preferred shares and 5,000,000 common shares were issued and outstanding to AFH Holding & Advisory LLC.

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $71,630 at October 31, 2015.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 - Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. They are due on demand and will be paid when the entity merges through acquisition. There has been no demand of payment as of October 31, 2015.

Note 6 - Related Parties

Litigation with AFH Advisory and Amir F. Heshmatpour

Emmaus Life Sciences, Inc.

AFH Advisory is presently a plaintiff and a counterclaim defendant in a matter that is pending in both Delaware Superior Court (Index No. N12C-09-045-MMJ [CCLD]) and Delaware Chancery Court (Index No. C.A. No. 8005-JJ). AFH Advisory brought the suit against Emmaus Life Sciences, Inc. ("Emmaus") in regards to Emmaus' attempt to cancel AFH Advisory's ownership interest in Emmaus, and its refusal to reimburse AFH Advisory for expenses relating to a reverse merger. Emmaus has brought counterclaims against AFH Advisory for a declaratory judgment canceling AFH Advisory's ownership interest in Emmaus, fraud, breach of contract, and unjust enrichment. All parties completed document discovery and filed motions for summary judgment. Emmaus' motion for partial summary judgment was granted by the Court, which held that the Third Letter of Intent ("LOI III") between AFH Advisory and Emmaus was terminated, the public offering contemplated by LOI III was terminated, the advisor shares Emmaus gave to AFH Advisory and its affiliates pursuant to the terms of LOI III had been canceled, and that AFH and its affiliated must return all Emmaus shares in their possession.   The partial summary judgment motion brought by individual counterclaim defendant Amir Heshmatpour, and joined in by AFH Advisory, was granted in part by the Court, which held that Emmaus was not entitled to compensatory damages on its fraud and fraud in the inducement claims. Following the Court's decision on these summary judgment motions, AFH Advisory does not have any remaining claims against Emmaus. Emmaus continues to maintain claims against AFH Advisory for breach of contract, fraud, and unjust enrichment. AFH Advisory has asserted defenses for these remaining claims, and it is defending this matter. Pursuant to a settlement agreement with Emmaus, the terms of which are confidential, the fraud claims against AFH and Heshmatpour brought by Emmaus have been dismissed. On April 7, 2015, a settlement of all claims was reached between the parties whereby AFH Advisory agreed to transfer publicly traded securities of one of AFH’s portfolio companies to Emmaus with a current trading value of $30,000.

Emerald Dairy, Inc.

AFH Advisory and other entities brought a lawsuit in the Superior Court of California, Los Angeles County against Emerald Dairy, Inc. (“Emerald”) and its Chairman, Mr. Shan, asserting that they were entitled to a large number of shares of Emerald, both from Emerald and from shares individually owned, and pledged, by Chairman Shan. Emerald and Chairman Shang defaulted.  On March 27, 2015, a default judgment was issued by the Superior Court of California in favor of AFH Advisory in the amount of $1,132,181 which includes damages of $897,121, prejudgment interest of $224,260, and attorney fees of $10,800.

Banner Bank Judgment

Mr. Amir Heshmatpour is a defendant in two lawsuits related to Banner Bank which have been reduced to judgment.

The lawsuits arise from three loans issued in the late 1990’s. The lender was Town Bank, a Washington State Bank which is no longer in existence, having been acquired by Banner Bank in the early 2000’s. The borrowers on the three separate loans were H&H Holdings, Metrophone Telecom, and Amir and Kathy Heshmatpour. In the early 2000’s, the three loans were consolidated into one loan, shortly before Banner Bank acquired Town Bank. Once this acquisition occurred, the relationship between the borrowers and the successor lender soured, and a default was ultimately declared on the loans.

Banner Bank was awarded judgment in the Superior Court for the State of Washington in May 2003 in the amount of $11,073,409 with interest accruing at 12 percent per annum.  In November 2003, Banner Bank was awarded a second, separate judgment in the U.S. District Court for the Western District of Washington in the amount of $429,863 with interest accruing at 6.875 percent per annum. Both judgments have been renewed and extended in the state and federal courts in Washington and valid until at least 2023.  Mr. Heshmatpour contends that negotiated agreements were reached for payment of the outstanding loan balance, resulting in an agreement to pay approximately $11,000,000. Mr. Heshmatpour further contends that the agreements were satisfied, but that Banner Bank failed to properly account for the payments received.

In December 2012, the Federal Judgment was certified in the U.S. District Court for the Central District of California in the amount of $711,899 with interest accruing.  In March 2013, the State Court Judgment was registered as a sister state judgment in the Los Angeles County Superior Court of California in the amount of $22,873,953 with interest accruing.

Banner Bank has renewed its efforts to enforce the judgments beginning in 2013 and has consistently sought enforcement thereafter.  Debtor exams of the Heshmatpours have been taken.  While the parties have discussed settlement, no settlement has been reached as of the date of this filing.

On June 24, 2013 and December 18, 2013, Banner Bank obtained a charging order against Mr. Heshmatpour’s membership interest in AFH Holding & Advisory LLC in the Central District of California and Los Angeles Superior Court, respectively.  Under the charging orders, AFH and all members are directed to pay any distributions due or that become due to Mr. Heshmatpour directly to Banner Bank until the judgments plus all accrued interest are paid in full.  On December 18, 2013, the Heshmatpours’ Motion to Vacate the State Court Judgment was denied.  This was not appealed by the Heshmatpours and, therefore, fully enforceable.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2015

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

14

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION IX, INC.

Dated: January 28, 2016	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary,	January 28, 2016
Amir F. Heshmatpour	Chief Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

15