Form 10-Q
period 2016-07-31
AFH Acquisition IX, Inc.
filed 2016-09-15
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 15, 2016: 5,000,000 shares of common stock.

1

AFH ACQUISITION IX, Inc.

- INDEX -

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION IX, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JULY 31, 2016

Condensed Balance Sheets at July 31, 2016 (Unaudited) and October 31, 2015	F-1

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2016 and 2015	F-2

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2016 and 2015	F-3

Notes to Unaudited Condensed Financial Statements	F-4

3

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS
	(Unaudited)
	July 31,	October 31,
	2016	2015

CURRENT ASSETS
Cash	—	—

Total Assets	—	—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accrued Expenses	4,945	3,795
Due to Parent	46,135	42,835

Total Liabilities	51,080	46,630

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding at July 31, 2016 and October 31, 2015	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Accumulated Deficit	(76,080)	(71,630)

Total Stockholder's Deficit	(51,080)	(46,630)

Total Liabilities and Stockholder's Deficit	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015

Revenues	—	—	—	—

Expenses
Legal and Professional	1,200	770	4,050	2,955

Total Expenses	1,200	770	4,050	2,955

Operating Loss	(1,200)	(770)	(4,050)	(2,955)

Franchise Tax	400	—	400	400

Net Loss	(1,600)	(770)	(4,450)	(3,355)

Loss per Share - Basic and Diluted	(0)	(0)	(0)	(0)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	July 31,
	2016	2015

Operating Activities
Net Loss	(4,450)	(3,355)

Changes in Assets and Liabilities:
Accrued Expenses	1,150	1,315

Net Cash Used in Operating Activities	(3,300)	(2,040)

Financing Activities
Cash Advance by Parent	3,300	2,040

Net Cash Provided by Financing Activities	3,300	2,040

Net Change in Cash	—	—

Cash - Beginning of Period	—	—

Cash - End of Period	—	—

Cash Paid During the Period for:
Interest	—	—
Income Taxes	—	—

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

As of July 31, 2016, there were no issued and outstanding preferred shares and 5,000,000 common shares were issued and outstanding to AFH Holding & Advisory LLC.

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $76,080 at July 31, 2016.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 - Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. They are due on demand and will be paid when the entity merges through acquisition. There has been no demand of payment as of July 31, 2016.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to July 31, 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At July 31, 2016, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

4

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the nine months ended July 31, 2016 totaling $4,450 as well as an accumulated deficit since inception amounting to $76,080 and negative working capital of $51,080.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of July 31, 2016.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

5

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

6

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2016.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

7

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION IX, INC.

Dated: September 15, 2016	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

8