Form 10-K
period 2016-10-31
AFH Acquisition IX, Inc.
filed 2017-11-22
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐  No ☒

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

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

As of April 29, 2016, there were no non-affiliate holders of common stock of the registrant and, as such, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of November 22, 2017, there were 5,000,000 shares of common stock, par value $.001, outstanding.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of October 10, 2017, there was one holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended October 31, 2016.

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

Liquidity and Capital Resources

As of October 31, 2016 and 2015, the Company had assets equal to $-0-. The Company’s current liabilities as of October 31, 2016 totaled $54,331, comprised of accrued expenses and monies due to parent. This compares with liabilities of $46,630, comprised of accrued expenses and monies due to parent, as of October 31, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2016 and 2015.

	Fiscal Year Ended October 31, 2016	Fiscal Year Ended October 31, 2015
Net Cash (Used in) Operating Activities	$—	$—
Net Cash (Used in) Investing Activities	$—	$—
Net Cash Provided by Financing Activities	$—	$—
Net Increase (Decrease) in Cash and Cash Equivalents	$—	$—

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (Inception) to October 31, 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2016, the Company had a net loss of $7,701, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was ineffective as of October 31, 2016.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended October 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Amir F. Heshmatpour	50	President, Secretary, Chief Financial Officer and Director

On August 28, 2017, in connection with the transaction effectuated by the Stock Purchase Agreement, Amir Heshmatpour, the President, Secretary and sole director of the Company, resigned from his positions with the Company, effective August 30, 2017.

On August 28, 2017, Hesam Kiani was appointed as the President, Secretary and sole director of the Company, effective August 30, 2017, in order to fill the vacancies created by Mr. Heshmatpour’s resignations.

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

(d) Involvement in Certain Legal Proceedings.

The following litigation with AFH Advisory and Amir F. Heshmatpour are disclosed due to AFH Advisory and Mr. Heshmatpour holding 100% of the outstanding shares of AFH Acquisition IX, Inc. as of October 31, 2016. Effective August 30, 2017, Mr. Heshmatpour had no ownership of the Company.

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

In the District Court action, the Court on June 24, 2013 issued an Order charging the ownership interest in AFH Advisory of Amir Heshmatpour with payment of the unpaid balance in that case of approximately $711,899 and ordering AFH Advisory to pay any distributions due to Amir Heshmatpour directly to Banner Bank. In the Superior Court action, Amir Heshmatpour filed a motion to vacate and/or reduce sister state judgment in the amount of approximately $22,873,957 for which is there was a hearing on June 17, 2014. No settlement has been reached as of the date of this filing.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2016, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit Committee

The Board of Directors acts as the Audit Committee.

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2016 and 2015.

Name and Position	Year	Other Compensation
Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2016 2015	None None

On August 28, 2017, in connection with the transaction effectuated by the Stock Purchase Agreement, Amir Heshmatpour, the President, Secretary and sole director of the Company, resigned from his positions with the Company, effective August 30, 2017.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of October 26, 2017, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Hesam Kiani (1) c/o Enrochem PTE Ltd. 03-04 #UE Bizhub Central 12 Ang Mo Kio, St. 64 Singapore 34773	5,000,000	(2)	100.00%
Enrochem Limited c/o Enrochem PTE Ltd. 03-04 #UE Bizhub Central 12 Ang Mo Kio, St. 64 Singapore 34773	5,000,000		100.00%
All Officers and Directors as a group	5,000,000		100.00%

(2) Amir F. Heshmatpour serves as the sole officer and director of the Company.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed to the Company, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $7,575 and $2,600 for the fiscal years ended October 31, 2016 and 2015, respectively.

Audit-Related Fees

There were no fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2016 and 2015.

Tax Fees

There were no fees billed to the Company for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2016 and 2015.

All Other Fees

There were no fees billed to the Company for other products and services for the fiscal years ended October 31, 2016 and 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AFH Acquisition IX, Inc.:

We have audited the accompanying balance sheet of AFH Acquisition IX, Inc. (“the Company”) as of October 31, 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of AFH Acquisition IX, Inc., as of October 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
November 22, 2017

The Board of Directors and Shareholders of

AFH Acquisition IX, Inc.:

We have audited the accompanying balance sheet of AFH Acquisition IX, Inc. (the “Company”) as of October 31, 2015, and the related statement of operations, changes in shareholders’ deficit, and cash flows for the year ended October 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of AFH Acquisition IX, Inc. as of October 31, 2015, and the results of their operations and cash flows for the year ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

 January 28, 2016

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

BALANCE SHEETS
	October 31,
	2016	2015
CURRENT ASSETS
Cash	$—	$—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Liabilities	$6,250	$3,980
Due to Parent	48,081	42,835

Total Liabilities	54,331	46,630

Stockholders’ Deficit

Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding at October 31, 2016 and October 31, 2015	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Accumulated Deficit	(79,331)	(71,630)

Total Stockholders’ Deficit	(54,331)	(46,630)

Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying Notes to Financial Statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2016	2015

Revenues	$—	$—

Expenses
Legal and Professional	$7,301	$3,414

Total Expenses	$7,301	$3,414

Net Loss for the Year Before Taxes	$(7,301)	$(3,414)

Income Tax Provision	400	400

Net Loss for the Year After Taxes	$(7,701)	$(3,814)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000

See accompanying Notes to Financial Statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

	Common Stock		Additional		Total
	Number		Paid-In	Accumulated	Stockholder's
	of Shares	Value	Capital	Deficit	Deficit
Balance - October 31, 2014	5,000,000	5,000	20,000	(67,816)	(42,816)

Net Loss for the Year	—	—	—	(3,814)	(3,814)

Balance - October 31, 2015	5,000,000	$5,000	$20,000	$(71,630)	$(46,630)

Net Loss for the Year	—	—	—	(7,701)	(7,701)

Balance - October 31, 2016	—	$—	$—	$(79,331)	$(54,331)

See accompanying Notes to Financial Statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2016	2015
Operating Activities
Net Loss for the Year	$(7,701)	$(3,814)

Changes in Assets and Liabilities:
Accrued Liabilities	2,455	(185)
Due to Parent	5,246	3,999

Net Cash Used in Operating Activities	—	—

Net Change in Cash	—	—

Cash - Beginning of Year	—	—

Cash - End of Year	$—	$—

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

See accompanying Notes to Financial Statements

AFH ACQUISITION IX, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company

AFH Acquisition IX, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on October 18, 2007. The Company was 100% owned by AFH Holding & Advisory, LLC (the “Parent”). The financial statements presented represent only those transactions of AFH Acquisition IX, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

On August 30, 2017, the Company, the Parent and Enrochem Limited (“Enrochem”), through an arms-length non-related third party transaction, entered into a Stock Purchase Agreement whereby the Parent agreed to sell its 100% ownership interest to Enrochem, which resulted in a change in control.

Note 2 - Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation.

Note 3 - Summary of Significant Accounting Policies

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

Note 4 - Equity Securities

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

As of October 31, 2016, there were no issued and outstanding preferred shares and 5,000,000 common shares were issued and outstanding to AFH Holding & Advisory LLC.

Note 5 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $79,331 at October 31, 2016.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 6 - Due to Parent

Due to parent represents advances from the Parent. AFH Holding & Advisory LLC was the majority shareholder of the Company. They were due on demand and were payable in the event the entity merges through acquisition. There has been no demand of payment as of October 31, 2016 and on August 28, 2017, the Parent forgave the debt totaling $48,691 as of the date of forgiveness.

Note 7 - Related Parties

The following litigation with AFH Advisory and Amir F. Heshmatpour are disclosed due to AFH Advisory and Mr. Heshmatpour holding 100% of the outstanding shares of AFH Acquisition IX, Inc. as of October 31, 2016. Effective August 30, 2017, Mr. Heshmatpour had no ownership of the Company.

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

In the District Court action, the Court on June 24, 2013 issued an Order charging the ownership interest in AFH Advisory of Amir Heshmatpour with payment of the unpaid balance in that case of approximately $711,899 and ordering AFH Advisory to pay any distributions due to Amir Heshmatpour directly to Banner Bank. In the Superior Court action, Amir Heshmatpour filed a motion to vacate and/or reduce sister state judgment in the amount of approximately $22,873,957, for which is there was a hearing on June 17, 2014. There were no new updates as of the June 17, 2014 court date and no settlement has been reached as of the date of this filing.

Note 8 - Subsequent Events

On August 28, 2017, Amir Heshmatpour resigned his position as director and officer of the Company. On August 30, 2017, Enrochem Limited purchased via a stock purchase agreement, 100% of the outstanding stock of the Company from AFH Holding & Advisory, LLC (the sole owners of the acquired shares). AFH Holding & Advisory and Amir Heshmatpour effectively have no ownership of the Company subsequent to August 30, 2017.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2016

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

20

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION IX, INC.

Dated: November 22, 2017	By:	/s/ Hesam Kiani
Hesam Kiani
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Hesam Kiani	President, Secretary,	November 22, 2017
Hesam Kiani	Chief Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

21