Form 10-Q
period 2017-01-31
AFH Acquisition IX, Inc.
filed 2017-11-22
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in rule 12b-2 of the Exchange Act.

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 22, 2017: 5,000,000 shares of common stock.

1

AFH ACQUISITION IX, Inc.

- INDEX -

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION IX, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JANUARY 31, 2017

Statement	Page*
Condensed Balance Sheets at January 31, 2017 (Unaudited) and October 31, 2016	F-1

Unaudited Condensed Statements of Operations for the Three Months Ended January 31, 2017 and 2016	F-2

Unaudited Condensed Statements of Cash Flows for the Three Months Ended January 31, 2017 and 2016	F-3

Notes to Unaudited Condensed Financial Statements	F-4

3

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

BALANCE SHEETS

	January 31, 2017 (Unaudited)	October 31, 2016
CURRENT ASSETS
Cash	$—	$—
Prepaid Expense	1,900	—
Total Assets	1,900	—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable & Accrued Liabilities	500	6,250
Due to Parent	48,691	48,081
Total Liabilities	49,191	54,331

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding at January 31, 2017 and October 31, 2016	5,000	5,000
Additional Paid-In-Capital	30,000	20,000
Accumulated Deficit	(82,291)	(79,331)

Total Stockholders' Deficit	(47,291)	(54,331)
Total Liabilities and Stockholders' Deficit	$1,900	$—

The accompanying notes are an integral part of these financial statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31, 2017	For the Period Three Months January 31, 2016
Revenues	$—	$—

Expenses
Legal and Professional	2,960	1,775
Total Expenses	2,960	1,775

Net Loss for the Year Before Taxes	$(2,960)	$(1,775)
Income Tax Provision	—	—

Net Loss for the Year After Taxes	$(2,960)	$(1,775)
Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Three Month Period Ended January 31, 2017	For the Three Month Period Ended January 31, 2016
Operating Activities
Net Loss	$(2,960)	$(1,775)

Changes in Assets and Liabilities:
Prepaid Expense	(1,900)	—
Accrued Liabilities	(5,750)	200
Due to Parent	610	—
Net Cash Used in Operating Activities	(10,000)	(1,575)

Financing Activities
Advances by Parent	—	1,575
Capital Contribution	10,000	—
Net Cash Provided by Financing Activities	10,000	1,575

Net Change in Cash	—	—

Cash - Beginning of Year	—	—
Cash - End of Year	$—	$—

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

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

On August 30, 2017, the Company, the Parent and Enrochem Limited (“Enrochem”), through an arms-length non-related third-party transaction, entered into a Stock Purchase Agreement whereby the Parent agreed to sell its 100% ownership interest to Enrochem, which resulted in a change in control.

Note 2 - Reclassification of Prior Year Presentation.

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

As of January 31, 2017, there were no issued and outstanding preferred shares and 5,000,000 common shares were issued and outstanding to AFH Holding & Advisory LLC.

Note 5 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $82,291 at January 31, 2017.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 6 - Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. They are due on demand and will be paid when the entity merges through acquisition. There has been no demand of payment as of January 31, 2017, the Parent forgave the debt totaling $48,691 as of the date of forgiveness.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to January 31, 2017. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

12

Liquidity and Capital Resources

At January 31, 2017, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2016 and 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the three months ended January 31, 2017 totaling $2,960 as well as an accumulated deficit since inception amounting to $82,291 and negative working capital of $47,291.

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

13

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2017.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2017.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

15

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

16