Form 10-K
period 2017-10-31
AFH Acquisition IX, Inc.
filed 2018-01-31
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

+65 8119 8811

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

As of December 31, 2017, there were 5,000,000 shares of common stock, par value $.001, outstanding.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of October 31, 2017, there was one holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended October 31, 2017.

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

Liquidity and Capital Resources

As of October 31, 2017 and 2016, the Company had assets equal to $6,000 and $-0-. The Company’s current liabilities as of October 31, 2017 totaled $11,588, comprised of accrued expenses. This compares with liabilities of $54,331, comprised of accrued expenses and monies due to parent, as of October 31, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2017 and 2016.

	Fiscal Year Ended October 31, 2017	Fiscal Year Ended October 31, 2016
Net Cash (Used in) Operating Activities	$—	$—
Net Cash (Used in) Investing Activities	$—	$—
Net Cash Provided by Financing Activities	$—	$—
Net Increase (Decrease) in Cash and Cash Equivalents	$—	$—

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (Inception) to October 31, 2017. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2017, the Company had a net loss of $19,948, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that internal control over financial reporting was ineffective as of October 31, 2017.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting during the year ended October 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Hesam Kiani	38	President, Secretary, Chief Financial Officer and Director
Amir F. Heshmatpour	50	President, Secretary, Chief Financial Officer and Director

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

Hesam Kiani has served as the Company’s President, Secretary and sole director since August 30, 2017. Mr. Hesam Kiani attended the Business school at London Metropolitan University from 2005 and graduated with a degree in Accounting and Finance in 2009. Having worked for a period at major audit firms, he moved to commercial finance management in 2010 and established Enrochem, a UK registered company in 2011. Mr. Kiani has been the Managing Director and Sole board representative of Enrochem since 2011. Mr. Kiani has served on the board of a number of companies in Singapore and currently serves as the sole Director and president of AFH Acquisition as well as being the managing director and sole board representative of Enrochem Limited in the UK.

Amir Farrokh Heshmatpour served as the Company’s President, Secretary and sole director since inception to August 30, 2017. Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present. Prior to that, he took some time off. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour attended Pennsylvania State University from 1985 to 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

The following litigation with AFH Advisory and Amir F. Heshmatpour are disclosed due to AFH Advisory and Mr. Heshmatpour holding 100% of the outstanding shares of AFH Acquisition IX, Inc. as of October 31, 2017. Effective August 30, 2017, Mr. Heshmatpour had no ownership of the Company.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2017, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit Committee

The Board of Directors acts as the Audit Committee.

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2017 and 2016.

Name and Position	Year	Other Compensation
Hesam Kiani, President, Secretary, Chief Financial Officer and Director	2017	None
Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2017	None
	2016	None

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Hesam Kiani (1) c/o Enrochem PTE Ltd. 03-04 #UE Bizhub Central 12 Ang Mo Kio, St. 64 Singapore 34773	5,000,000(2)	100.00%
Enrochem Limited c/o Enrochem PTE Ltd. 03-04 #UE Bizhub Central 12 Ang Mo Kio, St. 64 Singapore 34773	5,000,000	100.00%
All Officers and Directors as a group	5,000,000	100.00%

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed to the Company, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $11,340 and $7,575 for the fiscal years ended October 31, 2017 and 2016, respectively.

Audit-Related Fees

There were no fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2017 and 2016.

Tax Fees

There were no fees billed to the Company for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2017 and 2016.

All Other Fees

There were no fees billed to the Company for other products and services for the fiscal years ended October 31, 2017 and 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AFH Acquisition IX, Inc.:

We have audited the accompanying balance sheets of AFH Acquisition IX, Inc. (“the Company”) as of October 31, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of AFH Acquisition IX, Inc., as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
January 31, 2018

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	October 31, 2017	October 31, 2016
CURRENT ASSETS
Cash	$—	$—
Prepaid Expense	6,000	—
Total Assets	$6,000	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Liabilities	$11,588	$6,250
Due to Parent	—	48,081
Total Liabilities	11,588	54,331

Stockholders’ Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding at October 31, 2017 and October 31, 2016	5,000	5,000
Additional Paid-In-Capital	88,691	20,000
Accumulated Deficit	(99,279)	(79,331)
Total Stockholders’ Deficit	(5,588)	(54,331)
Total Liabilities and Stockholders’ Deficit	$6,000	$—

See accompanying Notes to Financial Statements.

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2017	2016
Revenues	$—	$—

Expenses
Legal and Professional	$18,038	$7,301
Total Expenses	$18,038	$7,301
Net Loss for the Year Before Taxes	$(18,038)	$(7,301)

Income Tax Provision	1,910	400

Net Loss for the Year After Taxes	$(19,948)	$(7,701)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000

See accompanying Notes to Financial Statements.

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

	Common Stock
	Number of Shares	Value	Additional Paid-In Capital	Deficit	Total Stockholder’s Deficit
Balance - October 31, 2015	5,000,000	5,000	20,000	(71,630)	(46,630)
Net Loss for the Year	—	—	—	(7,701)	(7,701)
Balance - October 31, 2016	5,000,000	$5,000	$20,000	$(79,331)	$(54,331)
Stockholder Contributions	—	—	68,691	—	68,691
Net Loss for the Year	—	—	—	(19,948)	(19,948)
Balance - October 31, 2017	—	$—	$88,691	$(99,279)	$(5,588)

See accompanying Notes to Financial Statements.

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2017	2016
Net Loss for the Year	$(19,948)	$(7,701)

Changes in Assets and Liabilities:
Prepaid Expense	(6,000)	—
Accrued Liabilities	5,338	2,455
Due to Parent	20,610	5,246
Net Cash Used in Operating Activities	—	—

Net Change in Cash	—	—

Cash - Beginning of Year	—	—
Cash - End of Year	$—	$—

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Financing Activities:
Forgiveness of debt by Parent	$48,691	$—
Expenses paid by Parent	$20,000	$—

See accompanying Notes to Financial Statements.

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

Recent Pronouncements

In January 2015, the FASB issued ASU 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

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

As of October 31, 2017, there were no issued and outstanding preferred shares and 5,000,000 common shares were issued and outstanding to Enrochem.

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $99,279 at October 31, 2017.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 - Due to Parent

Due to parent represents advances from the Parent. AFH Holding & Advisory LLC was the majority shareholder of the Company. They were due on demand and were payable in the event the entity merges through acquisition. There has been no demand of payment as of October 31, 2017 and on August 28, 2017, the Parent forgave the debt totaling $48,691 as of the date of forgiveness.

Note 6 - Related Parties

The following litigation with AFH Advisory and Amir F. Heshmatpour are disclosed due to AFH Advisory and Mr. Heshmatpour holding 100% of the outstanding shares of AFH Acquisition IX, Inc. until August 30, 2017. Effective August 30, 2017, Mr. Heshmatpour had no ownership of the Company.

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

Note 7 - Subsequent Events

Management found no subsequent event to be disclosed. The entire disclosure for significant events or transactions that occurred after the balance sheet date through the date the financial statements were issued or the date the financial statements were available to be issued.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1*	Certificate of Incorporation
3.2*	By-laws
31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2017
32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

23

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION IX, INC.

Dated: January 31, 2018	By:	/s/ Hesam Kiani
Hesam Kiani
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Hesam Kiani	President, Secretary,	January 31, 2018
Hesam Kiani	Chief Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

24