Form 10-Q
period 2018-04-30
AFH Acquisition IX, Inc.
filed 2018-06-19
CIK 1419556

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

☐ Yes  ☒ No

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

☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 12, 2018: 5,000,000 shares of common stock.

1

AFH ACQUISITION IX, Inc.

- INDEX -

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION IX, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
April 30, 2018

Condensed Balance Sheets at April 30, 2018 (Unaudited) and October 31, 2017	F-1
Unaudited Condensed Statements of Operations for the Six Months Ended April 30, 2018 and 2017	F-2
Unaudited Condensed Statements of Cash Flows for the Six Months Ended April 30, 2018 and 2017	F-3
Notes to Unaudited Condensed Financial Statements	F-4

3

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS

	April 30, 2018 Unaudited	October 31, 2017
CURRENT ASSETS
Cash	$—	$—
Prepaid Expense	—	6,000
Total Assets	$—	$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Liabilities	3,170	11,588
Due to Related Party	—	—
Total Liabilities	3,170	11,588

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding at April 30, 2018 and October 31, 2017	5,000	5,000
Additional Paid-In-Capital	107,114	88,691
Accumulated Deficit	(115,284)	(99,279)
Total Stockholders' Deficit	(3,170)	(5,588)
Total Liabilities and Stockholders' Deficit	$—	$6,000

The accompanying notes are an integral part of these unaudited condensed financial statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended April 30, 2018	For the Three Month Period Ended April 30, 2017	For the Six Month Period Ended April 30, 2018	For the Six Month Period Ended April 30, 2017
Revenues	$—	$—	$—	$—

Expenses
General & Administrative	115	—	115	—
Legal and Professional	4,820	1,870	15,890	4,830
Total Expenses	$4,935	$1,870	$16,005	$4,830

Net Loss for the Period Before Taxes	$(4,935)	$(1,870)	$(16,005)	$(4,830)
Income Tax Provision	—	—	—	—
Net Loss for the Period After Taxes	$(4,935)	$(1,870)	$(16,005)	$(4,830)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

AFH ACQUISITION IX, INC.
(A DELAWARE CORPORATION)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Month Period Ended April 30, 2018	For the Six Month Period Ended April 30, 2017
Operating Activities
Net Loss	$(16,005)	$(4,830)

Changes in Assets and Liabilities:
Prepaid Expense	6,000	(280)
Accrued Liabilities	(8,418)	(5,500)
Due to Parent	—	610
Net Cash Used in Operating Activities	(18,423)	(10,000)

Financing Activities
Advances by Parent	—	—
Capital Contribution	18,423	10,000
Net Cash Provided by Financing Activities	18,423	10,000

Net Change in Cash	—	—

Cash - Beginning of Period	—	—

Cash - End of period	$—	$—

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

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

As of April 30, 2018, there were no issued and outstanding preferred shares and 5,000,000 common shares were issued and outstanding to Enrochem.

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $115,284 at April 30, 2018.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 - Related Party Transactions

During the three months ended April 30, 2018, Enrochem, the Company’s parent, paid $4,935 in operating expenses on behalf of the Company. As Enrochem does not expect repayment of these amounts, they were recorded as Additional Paid-In Capital.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to April 30, 2018. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

10

Liquidity and Capital Resources

At April 30, 2018, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2017 and 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the three months ended April 30, 2018 totaling $4,935 as well as an accumulated deficit since inception amounting to $115,284 and negative working capital of $3,170.

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

11

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of April 30, 2018.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

12

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2018.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

13

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION IX, INC.

Dated: June 19, 2018	By:	/s/ Hesam Kiani
Hesam Kiani President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

14